Form 10-K/A
period 2005-12-31
ALTERNATIVE LOAN TRUST 2005-30CB
filed 2006-03-30
CIK 1331812

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A
                              (Amendment No. 1)

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable

                               EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 28, 2006, and is being filed solely to correct Exhibit
99.1 - Annual Statement of the Master Servicer to provide a missing date of signature on such Exhibit 99.1 - Annual Statement of the Master Servicer that was inadvertently omitted in the Edgar filing.

No other information contained in this Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

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